Form 10-Q
period 2000-03-31
DAIMLERCHRYSLER AUTO TRUST 2000 A
filed 2000-05-18
CIK 1110827

Conformed Copy


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended    March 31, 2000
                                       -------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from ____________ to ____________

Commission file number: 333-92583-01
                        ------------


                      DAIMLERCHRYSLER AUTO TRUST 2000-A
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        State of Delaware                                   Applied for
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 27777 Franklin Road, Southfield, Michigan                     48034
-----------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (248) 948-3067
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__













                        PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.



ITEM 1. FINANCIAL STATEMENTS - (CONTINUED)


                      DAIMLERCHRYSLER AUTO TRUST 2000-A
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                        ARISING FROM CASH TRANSACTIONS
                                MARCH 31, 2000
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                                $    5.0

Receivables (Note 2)                                               1,990.4
                                                                  --------


TOTAL ASSETS                                                      $1,995.4
                                                                  ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                     $   12.6

Asset Backed Securities (Notes 2 and 3)                            1,982.8
                                                                  --------


TOTAL LIABILITIES AND EQUITY                                      $1,995.4
                                                                  ========


See Notes to Financial Statements.

ITEM 1. FINANCIAL STATEMENTS - (CONTINUED)


                      DAIMLERCHRYSLER AUTO TRUST 2000-A
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
      FOR THE PERIOD FEBRUARY 1, 2000 (INCEPTION) THROUGH MARCH 31, 2000
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Asset Backed Securities                        $1,982.8

Collections of Principal & Interest, and Other                            5.0
                                                                     --------

TOTAL CASH RECEIPTS                                                   1,987.8
                                                                     --------



CASH DISBURSEMENTS

Purchase of Receivables                                               1,982.8
                                                                     --------

TOTAL CASH DISBURSEMENTS                                              1,982.8
                                                                     --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                        $    5.0
                                                                     ========



See Notes to Financial Statements.


ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


                      DAIMLERCHRYSLER AUTO TRUST 2000-A
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of DaimlerChrysler Auto Trust 2000-A (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Company L.L.C. ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.

Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments held for future distributions to Securityholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Securityholders will be distributed to DaimlerChrysler Retail Receivables LLC ("DCRR").




ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


                      DAIMLERCHRYSLER AUTO TRUST 2000-A
                        NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SALE OF ASSET BACKED SECURITIES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of February 1, 2000, among DCRR, CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 8,2000, the Trust issued $408,429,000 aggregate principal amount of 6.07% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $655,000,000 aggregate principal amount of 6.76% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $405,000,000 aggregate principal amount of 7.09% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $440,000,000 aggregate principal amount of 7.23% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of February 1, 2000, between the Trust and Bank One, National Association, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after February 18, 2000, transferred to the Trust by CFC on March 8, 2000. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $74,354,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Class A-1 Notes and Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.


NOTE 3 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the sixth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing April 6, 2000. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated February 29, 2000, and the Prospectus dated February 29, 2000 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the servicer exercises its option to purchase the Receivables. The servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.


ITEM 1. FINANCIAL STATEMENTS - (CONTINUED)


                      DIAMLERCHRYSLER AUTO TRUST 2000-A
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement") dated as of February 1, 2000, among DCRR, CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 8, 2000, the Trust issued $408,429,000 aggregate principal amount of 6.07% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $655,000,000 aggregate principal amount of 6.76% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $405,000,000 aggregate principal amount of 7.09% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $440,000,000 aggregate principal amount of 7.23% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of February 1, 2000, between the Trust and Bank One, National Association, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after February 18, 2000, transferred to the Trust by CFC on March 8, 2000. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $74,354,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Class A-1 Notes and Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.



                          PART II. OTHER INFORMATION


ITEM 1

There is nothing to report with regard to this item.

Item 2

(1)      The effective date of the Securities Act registration statement:
         February 29, 2000. The date of the Prospectus Supplement is February 29, 2000.


(2)      The offering date:         February 29, 2000


(4)      The offering did not terminate before any securities were sold.


(i) The offering has terminated and all securities registered were sold before termination.


(ii)     The name(s) of the managing underwriter(s):

         Chase Securities Inc.
         Salomon Smith Barney Inc.
         Bear, Stearns & Co. Inc
         Merrill Lynch, Pierce, Fenner & Smith Incorporated
         Morgan Stanley & Co. Incorporated


(iii)    The title of each class of securities registered:

         6.76% Asset Backed Notes, Class A-2
         7.09% Asset Backed Notes, Class A-3
         7.23% Asset Backed Notes, Class A-4

(iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):



ITEM 2. (4)(IV) OTHER INFORMATION - (CONTINUED)



                                                     Aggregate                                      Aggregate
                                                     Price of                                       Offering
         Title                                       Offering                                       Price of
           Of                   Amount                Amount                   Amount                Amount
        Security              Registered            Registered                  Sold                  Sold
        --------            --------------         --------------          --------------        --------------
6.76% Asset Backed Notes,
Class A-2                   $  655,000,000         $  654,987,555          $  655,000,000        $  654,987,555


7.09% Asset Backed Notes,
Class A-3                   $  405,000,000         $  404,953,020          $  405,000,000        $  404,953,020

7.23% Asset
Backed Notes, Class A-4     $  440,000,000         $  439,997,800          $  440,000,000        $  439,997,800
                            --------------         --------------          --------------        --------------

TOTAL                       $1,500,000,000         $1,499,938,375          $1,500,000,000        $1,499,938,375
                            ==============         ==============          ==============        ==============

(v) The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for the following:

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to person owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

(B)      Direct or indirect payments to others:

         (1)  Underwriting discounts and commissions:            $2,923,750
         (2)  Finders' Fees:                                             $0
         (3)  Expenses paid to or for underwriters:                      $0
         (4)  Other expenses:                                            $0
         (5)  Total expenses:                                    $2,923,750


(vi) The net offering proceeds to the issuer after deducting the total expenses: $1,497,014,625

(vii) The amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate;
         acquisition of other business(es); repayment of indebtedness;
         working capital; temporary investments (which should be specified):
         None

ITEM 2. OTHER INFORMATION - (CONTINUED)

         Any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used:

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

(B)      Direct or indirect payments to others:

         The net proceeds from the sale of the securities were applied by the issuer (i) to the purchase of receivables from Chrysler Financial
         Company L.L.C. and (ii) to make the initial deposit into the Reserve
         Account: $1,497,014,625


(viii) This Item does not represent a material change in the use of proceeds described in the prospectus.

ITEMS 3,4,5

There is nothing to report with regard to these items.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

Exhibit No.

     3         Certificate of Trust of DaimlerChrysler Auto Trust 2000-A.

     4.1       Amended and Restated Trust Agreement, dated as of February 1,
               2000, among DaimlerChrysler Retail Receivables LLC, Chrysler
               Financial Company L.L.C. and Chase Manhattan Bank Delaware, as
               Owner Trustee.

     4.2       Indenture, dated as of February 1, 2000, between
               DaimlerChrysler Auto Trust 2000-A and Bank One, National
               Association, as Indenture Trustee (excluding Schedule A).

     4.3 Sale and Servicing Agreement, dated as of February 1, 2000, between DaimlerChrysler Auto Trust 2000-A and Chrysler
               Financial Company L.L.C. (excluding Schedules A and C).

     27        Financial Data Schedule


(b) The registrant filed the following report on form 8-K during the quarter ended March 31, 2000.

         Date of Report      Date Filed          Items Reported
         --------------      -----------------   --------------
         Feb. 28, 2000       February 29, 2000     Items 5, 7



                                     E-1






                      DAIMLERCHRYSLER AUTO TRUST 2000-A


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              DaimlerChrysler Auto Trust 2000-A (Registrant)
                         By:  Chrysler Financial Company, L.L.C., as Servicer
                              -----------------------------------------------






Date:  April 26, 2000   By:     /s/ David H. Olsen
                              -----------------------------------------------
                              David H. Olsen, Vice President and Controller
                                       Principal Accounting Officer




                                     E-2





                      DAIMLERCHRYSLER AUTO TRUST 2000-A


                                EXHIBIT INDEX





     Exhibit
     Number                   Description of Exhibit
     -------                  ----------------------

        3           Certificate of Trust of DaimlerChrysler Auto Trust
                    2000-A.

        4.1         Amended and Restated Trust Agreement, dated as of
                    February 1, 2000, among DaimlerChrysler Retail
                    Receivables LLC, Chrysler Financial Company L.L.C. and
                    Chase Manhattan Bank Delaware, as Owner Trustee.

        4.2         Indenture, dated as of February 1, 2000, between
                    DaimlerChrysler Auto Trust 2000-A and Bank One, National
                    Association, as Indenture Trustee (excluding Schedule A).

        4.3         Sale and Servicing Agreement, dated as of February 1,
                    2000, between DaimlerChrysler Auto Trust 2000-A and
                    Chrysler Financial Company L.L.C. (excluding Schedule A).

        27          Financial Data Schedule



                                     E-3



