Form 10-Q
period 2000-06-30
DAIMLERCHRYSLER AUTO TRUST 2000 A
filed 2000-08-09
CIK 1110827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     June 30, 2000
                                       --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from              to
                                       ------------    ------------

Commission file number: 333-92583
                        ---------


                        DAIMLERCHRYSLER AUTO TRUST 2000-A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               State of Delaware                          52-2252901
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S.  Employer
      incorporation or organization)                      Identification No.)


   27777 Franklin Road, Southfield, Michigan                          48034
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (248) 512-3990
                                                  ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

                        DAIMLERCHRYSLER AUTO TRUST 2000-A
                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                                  JUNE 30, 2000
                            (in millions of dollars)

ASSETS

Cash and Cash Equivalents (Note 1)                       $    5.0

Receivables (Note 2)                                      1,822.8
                                                          -------

TOTAL ASSETS                                             $1,827.8
                                                         ========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)            $   56.3

Asset Backed Securities (Notes 2 and 3)                   1,771.5
                                                          -------


TOTAL LIABILITIES AND EQUITY                             $1,827.8
                                                         ========





See Notes to Financial Statements.

                        DAIMLERCHRYSLER AUTO TRUST 2000-A
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD FEBRUARY 1, 2000 (INCEPTION) THROUGH JUNE 30, 2000
                            (in millions of dollars)

CASH RECEIPTS

Proceeds from Sale of Asset Backed Securities                     $1,982.8

Collections of Principal & Interest, and Other                       252.6
                                                                  --------

TOTAL CASH RECEIPTS                                                2,235.4
                                                                  --------



CASH DISBURSEMENTS

Purchase of Receivables                                            1,982.8

Distribution of Principal & Interest, and Other                      247.6
                                                                  --------


TOTAL CASH DISBURSEMENTS                                           2,230.4
                                                                  --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                     $    5.0
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

Item 2

(1)     The effective date of the Securities Act registration statement:
        December 21, 1999. The date of the Prospectus Supplement is February 29, 2000.


(2)     The offering date: March 8, 2000


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


(iii)   The title of each class of securities registered:

        6.76% Asset Backed Notes, Class A-2
        7.09% Asset Backed Notes, Class A-3
        7.23% Asset Backed Notes, Class A-4

(iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):

=========================== ====================== ========================= ======================== =============================

          Title                    Amount                   Aggregate                 Amount                   Aggregate
           Of                    Registered                 Price of                   Sold                     Offering
        Security                                             Offering                                           Price of
                                                              Amount                                             Amount
                                                            Registered                                            Sold
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------
6.76% Asset Backed Notes,   $  655,000,000         $  654,987,555            $  655,000,000           $  654,987,555
Class A-2
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

7.09% Asset Backed Notes,   $  405,000,000         $  404,953,020            $  405,000,000           $  404,953,020
Class A-3
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

7.23% Asset                 $  440,000,000         $  439,997,800            $  440,000,000           $  439,997,800
Backed Notes, Class A-4
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

TOTAL                       $1,500,000,000         $1,499,938,375            $1,500,000,000           $1,499,938,375
=========================== ====================== ========================= ======================== =============================

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of this report:

Exhibit No.

     3 Certificate of Trust of DaimlerChrysler Auto Trust 2000-A. Filed as Exhibit 3 to The Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and Incorporated here in by reference.

     4.1 Amended and Restated Trust Agreement, dated as of February 1, 2000, among DaimlerChrysler Retail Receivables LLC, Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to The Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and Incorporated here in by reference.


     4.2 Indenture, dated as of February 1, 2000, between DaimlerChrysler Auto Trust 2000-A and Bank One, National Association, as Indenture Trustee (excluding Schedule A). Filed as Exhibit 4.1 to The Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and Incorporated here in by reference.


     4.3 Sale and Servicing Agreement, dated as of February 1, 2000, between DaimlerChrysler Auto Trust 2000-A and Chrysler Financial Company L.L.C. (excluding Schedules A and C). Filed as Exhibit
                4.1 to The Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and Incorporated here in by reference.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


   27           Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                        DAIMLERCHRYSLER AUTO TRUST 2000-A


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  DaimlerChrysler Auto Trust 2000-A (Registrant)
                           By:    Chrysler Financial Company L.L.C., as Servicer
                                  ----------------------------------------------







Date:  August 9, 2000      By:    /s/ David H. Olsen
                                  ----------------------------------------------
                                   David H. Olsen, Vice President and Controller
                                                 Principal Accounting Officer

                        DAIMLERCHRYSLER AUTO TRUST 2000-A


                                  EXHIBIT INDEX





     Exhibit
     Number                   Description of Exhibit

       3         Certificate of Trust of DaimlerChrysler Auto Trust 2000-A.
                 Filed as Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and Incorporated here in by reference.

       4.1 Amended and Restated Trust Agreement, dated as of February 1, 2000, among DaimlerChrysler Retail Receivables LLC, Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed As exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated here in by reference.

       4.2       Indenture, dated as of February 1, 2000, between
                 DaimlerChrysler Auto Trust 2000-A and Bank One, National Association, as Indenture Trustee (excluding Schedule A). Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated here in by reference.


       4.3 Sale and Servicing Agreement, dated as of February 1, 2000, between DaimlerChrysler Auto Trust 2000-A and Chrysler Financial Company L.L.C. (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated here in by reference.


       27        Financial Data Schedule